Form 10-K
period 2005-12-31
HSBC Home Equity Loan Trust 2005-1
filed 2006-03-29
CIK 1331817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-84268-08

HSBC HOME EQUITY LOAN TRUST 2005-1
(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Closed-End Home Equity Loan Asset Backed Notes, Series 2005-1 Class A and Class M Notes	None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant has no voting or non-voting common equity held by non-affiliates and meets the conditions set forth in General Instruction (1)(a) and (b) of Form 10-K. Disclosure pursuant to Item 405 is not required.

DOCUMENTS INCORPORATED BY REFERENCE

None.

___________________________________________________________________________________
INTRODUCTORY NOTE

HSBC Home Equity Loan Corporation I is the depositor (the "Depositor") under a Sale and Servicing Agreement dated as of June 29, 2005, (the "Agreement"), by and among the Depositor, HSBC Home Equity Loan Trust 2005-1 (the " Registrant", the "Issuer" or the "Trust"), HSBC Finance Corporation, as the Master Servicer (the "Master Servicer") HSBC Bank USA, National Association, as Administrator (the "Administrator") and JPMorgan Chase Bank, National Association, as Indenture Trustee (the "Indenture Trustee"), providing for the issuance of Closed-End Home Equity Loan Asset Backed Notes, Series 2005-1 (the "Notes"). Under the Agreement, the Depositor sold certain receivables arising in connection with home equity loans to the Issuer, which were then pledged by the Issuer as collateral for the Notes. The Notes represent investors' interests in the Trust and are registered in the name of Cede and Co., the nominee of The Depository Trust Company.

The Notes consist of two classes of notes. As of December 31, 2005, the outstanding principal balance of the Notes was $680,247,892 and the receivables held by the Trust had an aggregate outstanding principal balance of $882,562,191. No reserve account is held for the benefit of the holders of the notes (the "Noteholders"). The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business. Not Applicable.

Item 1A. Risk Factors. Not Applicable.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties. Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, U.S. Bank Trust National Association, as owner trustee, the Depositor, the Administrator or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders. No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. Each class of the Issuer's Notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6. Selected Financial Data. Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

Item 8. Financial Statements and Supplementary Data. Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 9A. Controls and Procedures. Not Applicable.

Item 9B. Other Information. Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant. Not Applicable.

Item 11. Executive Compensation. Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each class of the Issuer's Notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, New York 10041. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Item 13. Certain Relationships and Related Transactions. Not Applicable.

Item 14. Principal Accounting Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Financial Statement Schedules

Not Applicable.

(a) (3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2005, and Independent Registered Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2005
Exhibit 99(b)	Independent Registered Public Accountants' Report dated March 1, 2006.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 1, 2006.
(c) The financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to the shareholders by Rule 14a-3(b). Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the HSBC Home Equity Loan Trust 2005-1 by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Master Servicer of and on behalf of the HSBC HOME EQUITY LOAN TRUST 2005-1 (Registrant)

By: /s/ Dennis J. Mickey Dennis J. Mickey Vice President and Assistant Treasurer
Dated: March 29, 2006

Certification

I, Dennis J. Mickey, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of HSBC Home Equity Loan Trust 2005-1;
    Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
    Based on my knowledge, the distribution or servicing information required to be provided to the indenture trustee of the administrator by the servicer under the sale pooling and servicing agreement for inclusion in these reports is included in these reports;
    I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and
    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review of such standards in accordance with certain agreed upon procedures, as set forth in the sale and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, National Association and The Depository Trust Company.

Date: March 29, 2006

_/s/ Dennis J. Mickey
Dennis J. Mickey
Vice President and Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2005
Exhibit 99(b)	Independent Registered Public Accountants' Report dated March 1, 2006.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 1, 2006.